Form 10-Q
period 1995-06-30
UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA INC
filed 1995-08-30
CIK 818096

SECURITIES EXCHANGE COMMISSION
                     Washington, D.C. 20549
             ________________________________________

                        FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
            ___________________________________________

For Quarter Ended                                    Commission File
June 30, 1995                                         Number 0-17090

          UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
        ________________________________________________________
         (Exact name of registrant as specified in its charter)

      South Carolina                                     57-0873422
_________________________                            _________________
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

425 Main Street Greenwood,
South Carolina                                              29648
__________________________________                  _________________________
  (Address of principal                                     (Zip Code)
    executive offices)

Registrant's telephone number, including area code: (803-223-8686)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1) Yes   X         No
                                -----          ------

           Class                     Outstanding at August 14, 1995
- -------------------------           ----------------------------------
Common stock, $.10 par value                     5,791,628

                  United Financial Corporation and Subsidiaries

                                      INDEX

                                                                       Page
Part 1. Financial Information
        Item 1: Financial Statements
                Consolidated Balance Sheets as of June 30, 1995
                  and March 31, 1995                                     1

                Consolidated Statements of Income for the Three-
                  Month Periods Ended June 30, 1995 and 1994             2

                Consolidated Statements of Cash Flows for the Three-
                  Month Periods Ended June 30, 1995 and 1994             3

                Notes to Consolidated Financial Statements               4-8


        Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9-12

Part II. Other Information                                              13

Items

 1. Legal Proceedings
 2. Changes in Securities
 3. Default upon Senior Securities
 4. Submission of Matters to a Vote of Security Holders
 5. Other Materially Important Events
 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                              14

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
  CERTAIN FINANCIAL AND OTHER INFORMATION FOR THE QUARTER ENDED JUNE 30, 1995
                          CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30, 1995       MARCH 31, 1995
                                                                                                 (IN THOUSANDS EXCEPT PER SHARE
                                                                                                             DATA)
                                                                                                          (UNAUDITED)
ASSETS
Cash and amounts due from depository institutions........................................        $  10,078            $  7,649
Short-term interest-bearing deposits.....................................................            5,190               4,659
  Total cash and cash equivalents........................................................           15,268              12,308
Investment and mortgage-backed securities:
  Available for sale-at fair value.......................................................           41,345              47,516
  Held to maturity-at amortized cost.....................................................           66,098              68,395
Loans receivable, net
  Loans held for sale....................................................................            9,523               5,756
  Loans held for investment-at cost......................................................          624,788             622,177
Real estate, net.........................................................................            2,027               2,311
Accrued interest receivable..............................................................            4,683               4,591
Federal Home Loan Bank stock-at cost.....................................................            9,040               9,227
Office properties and equipment, net.....................................................            4,575               4,705
Deferred income taxes....................................................................              380                 573
Other assets.............................................................................            3,646               4,394
Total assets.............................................................................        $ 781,372            $781,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts.........................................................................        $ 540,918            $556,302
Advances from the Federal Home Loan Bank.................................................          163,497             152,232
Advances from borrowers for taxes and insurance..........................................            3,479               2,711
Accrued interest on deposit accounts.....................................................            1,444               1,547
Other liabilities........................................................................            6,414               5,846
Total liabilities........................................................................          715,752             718,638
Stockholders' Equity:
Serial Preferred Stock; authorized 2,000,000 shares;
  none outstanding
Common stock, $.10 par value; authorized 8,000,000
  shares; issued 6,722,630...............................................................              672                 672
Additional paid-in capital...............................................................           17,508              17,490
Net unrealized loss on investments and
  mortgage-backed securities available for sale..........................................             (755)             (1,747)
Retained income-substantially restricted.................................................           51,524              50,246
     Total...............................................................................           68,949              66,661
Less treasury stock, at cost; 925,302 shares.............................................            3,329               3,346
     Total stockholders' equity..........................................................           65,620              63,315
Total liabilities and stockholders' equity...............................................        $ 781,372            $781,953
Stockholders' equity per share...........................................................        $   11.33            $  10.93

                See notes to consolidated financial statements.

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                1995                1994
                                                                                                (IN THOUSANDS OF DOLLARS
                                                                                                         EXCEPT
                                                                                                   PER SHARE AMOUNTS)
                                                                                                       (UNAUDITED)
Interest income:
  Loans.....................................................................................   $12,653             $ 9,918
  Mortgage-backed securities................................................................     1,309               1,551
  Investment securities.....................................................................       613                 682
  Other investments.........................................................................        85                  52
     Total interest income..................................................................    14,660              12,203
Interest expense:
  Deposits..................................................................................     6,888               5,675
  Borrowed money............................................................................     2,453                 962
     Total interest expense.................................................................     9,341               6,637
Net interest income.........................................................................     5,319               5,566
Less-provision for loan losses..............................................................       165                 262
     Net interest income after provision for loan losses....................................     5,154               5,304
Other income (expense):
  Loan servicing fees.......................................................................       298                 162
  Service fees on deposits..................................................................       360                 285
  Fees for other financial services provided................................................       245                 413
  Real estate operations, net...............................................................       (55)               (167)
  Gain on sale of investment securities, net................................................        31                 158
     Total other income.....................................................................       879                 851
General and administrative expenses:
  Salaries and employee benefits............................................................     1,876               1,868
  Occupancy and equipment expense...........................................................       606                 619
  Deposit insurance premiums................................................................       319                 299
  Advertising and business promotion........................................................        61                 116
  Other expense.............................................................................       650                 774
     Total general and administrative expenses..............................................     3,512               3,676
Income before provision for income taxes and
  cumulative effect of a change in accounting principle.....................................     2,521               2,479
Provision for income taxes..................................................................       953                 931
Net income..................................................................................   $ 1,568             $ 1,548
Earnings per common and common equivalent share
  (Based on weighted average shares outstanding)
  Net income per share......................................................................   $   .25             $   .25
Weighted average number of shares outstanding (1)...........................................     6,306               6,168

(1) Adjusted to reflect the two-for-one common stock split approved on April 11, 1994.
                See notes to consolidated financial statements.

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                       THREE MONTHS ENDED
                                                                                                     JUNE 30,      JUNE 30,
                                                                                                       1995          1994
                                                                                                         (IN THOUSANDS)
                                                                                                          (UNAUDITED)
Operating Activities:
Net income......................................................................................     $  1,568      $  1,548
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Recognition of deferred income.............................................................          (69)         (326)
     Deferral of fee income (net of cost).......................................................           17           196
     Provision for losses on loans and real estate owned........................................           72           332
     Unrealized loss on loans held for sale.....................................................           --            54
     Gain on sale of investment and mortgage-backed
       securities and loans.....................................................................          (16)         (108)
     Gain on sale of other assets and real estate...............................................           --            (3)
     Provision for depreciation and amortization................................................          287           247
     Loans Held for Sale:
          Originations..........................................................................      (19,051)      (11,305)
          Purchases.............................................................................       (1,258)      (10,791)
          Sales.................................................................................       16,558        26,437
     Decrease in other assets...................................................................          849         1,116
     Increase in accrued liabilities............................................................          690         1,660
Net cash provided by (used in) operating activities.............................................         (353)        9,057
Investing Activities:
Proceeds from maturities of investment securities...............................................            3         5,664
Proceeds from sale of:
     Investments................................................................................        6,000            --
     Mortgage-backed securities.................................................................        1,324            --
Purchases of investment securities..............................................................          (62)       (3,156)
Purchases of mortgage-backed securities.........................................................           --            --
Purchases of Federal Home Loan Bank stock.......................................................          187          (756)
Principal repayments on mortgage-backed securities..............................................        2,591         7,524
Principal repayment on mortgage and consumer loans..............................................       37,376        38,809
Loan originations...............................................................................      (37,263)      (63,384)
Loan purchases..................................................................................       (2,746)      (20,836)
Disposal of other assets, net, principally real estate owned....................................          291           336
(Acquisition) disposal of office properties and equipment, net..................................          (14)          (96)
Net cash provided by (used in) investing activities.............................................        7,687       (35,895)
Financing Activities:
Net decrease in deposits........................................................................      (15,384)       (7,146)
Proceeds from Federal Home Loan Bank advances...................................................      106,500        60,500
Repayment of Federal Home Loan Bank advances....................................................      (95,235)      (29,500)
Proceeds from exercise of stock options.........................................................           35            --
Dividends paid (per common share: 1995-$.05; 1994-$.04).........................................         (290)         (269)
Net cash provided by (used in) financing activities.............................................       (4,374)       23,585
Net increase (decrease) in cash and cash equivalents............................................        2,960        (3,253)
Cash and cash equivalents at beginning of period................................................       12,308        15,821
Cash and cash equivalents at end of period......................................................     $ 15,268      $ 12,568

                See notes to consolidated financial statements.

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
(1) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform with the June 30, 1995, presentation; however, such reclassifications had no effect on net income. The results of operations for the three-month period ended June 30, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year.
     The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in the United Financial Corporation Annual Report on Form 10-K for the year ended March 31, 1995.
(2) PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, United Savings and Home Federal (collectively, "the Banks"), and the Banks' subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.
(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES
     AVAILABLE FOR SALE: The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale consisted of the following (in thousands of dollars):

                                                                                                 GROSS         GROSS
                                                                                  AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                               AT JUNE 30, 1995                                     COST         GAINS         LOSSES       VALUE
Marketable equity securities...................................................    $ 9,237        $ --         $   51      $ 9,186
Mortgage-backed securities:
  FNMA Securities..............................................................      7,611                        264        7,347
  FHLMC Securities.............................................................      3,973                        134        3,839
Collateralized mortgage obligations............................................     21,742          33            802       20,973
Total..........................................................................    $42,563        $ 33         $1,251      $41,345
                                                                                                 GROSS         GROSS
                                                                                  AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                               AT MARCH 31, 1995                                    COST         GAINS         LOSSES       VALUE
Marketable equity securities...................................................    $ 9,144        $ 16         $  144      $ 9,016
U.S. Treasury obligations......................................................        952           6             --          958
U.S. agency obligations........................................................      5,039           2             36        5,005
Mortgage-backed securities:
  FNMA Securities..............................................................      4,386          --            362        4,024
Collateralized mortgage obligations............................................     30,812          --          2,299       28,513
Total..........................................................................    $50,333        $ 24         $2,841      $47,516

     The unrealized holding loss net of related income tax effects on available for sales securities included in stockholders' equity decreased from $1,747,000 at March 31, 1995 to $755,000 at June 30, 1995.
     HELD TO MATURITY: The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities held to maturity consisted of the following (in thousands of dollars):

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES -- Continued

                                                                                                 GROSS         GROSS
                                                                                  AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                 JUNE 30, 1995                                      COST         GAINS         LOSSES       VALUE
Investment securities:
  U.S. Treasury obligations....................................................    $ 2,519        $ --         $   17      $ 2,502
  U.S. agency obligations......................................................     13,840          44            472       13,412
     Total investment securities...............................................     16,359          44            489       15,915
Mortgage-backed securities:
  FNMA securities..............................................................     25,310         124            446       24,988
  FHLMC securities.............................................................     23,572          76            578       23,070
  GNMA securities..............................................................        857          --             19          838
     Total mortgage-backed securities..........................................     49,739         200          1,043       48,896
Total..........................................................................    $66,098        $244         $1,531      $64,811
                                                                                                 GROSS         GROSS
                                                                                  AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                MARCH 31, 1995                                      COST         GAINS         LOSSES       VALUE
Investment securities:
  U.S. Treasury obligations....................................................    $ 2,522        $ --         $   41      $ 2,481
  U.S. agency obligations......................................................     13,840          --            582       13,258
     Total investment securities...............................................     16,362          --            623       15,739
Mortgage-backed securities:
  FNMA securities..............................................................     26,508          32          1,102       25,438
  FHLMC securities.............................................................     24,643          44          1,021       23,666
  GNMA securities..............................................................        882          --             47          835
     Total mortgage-backed securities..........................................     52,033          76          2,170       49,939
Total..........................................................................    $68,395        $ 76         $2,793      $65,678

     The amortized cost and fair value of securities at June 30, 1995, by contractual maturity, follow (in thousands of dollars):

                                                                                 AVAILABLE FOR SALE         HELD TO MATURITY
                                                                                AMORTIZED     FAIR        AMORTIZED     FAIR
                                                                                  COST        VALUE         COST        VALUE
Due in one year or less......................................................    $    --     $    --       $ 1,000     $   995
Due after one year through five years........................................         --          --        15,359      14,920
Marketable equity securities.................................................      9,237       9,186            --          --
     Total investment securities.............................................      9,237       9,186        16,359      15,915
Mortgage-backed securities...................................................     11,584      11,186        49,739      48,896
Collateralized mortgage obligations..........................................     21,742      20,973            --          --
Total........................................................................    $42,563     $41,345       $66,098     $64,811

     The Corporation's investments in mortgage-backed securities include (1) principal and interest amortizing pass-through securities issued or guaranteed by FHLMC, FNMA or GNMA and (2) collateralized mortgage obligations (CMOs). The Corporation invests in CMOs as a part of its efforts to manage interest rate risk. The Corporation does not invest in CMO residuals, interest only securities, principal only securities or zero coupon bonds. CMOs are subject to greater regulatory scrutiny. Regulatory examiners could seek orderly divestiture of high-risk CMOs, as defined by the Office of Thrift Supervision (OTS). The Corporation has classified all CMO securities that had been purchased prior to March 31, 1994, as held for

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES -- Continued sale. All of the Corporation's CMO securities were non high-risk securities, as defined by OTS, at the time of purchase and all CMO securities were non high-risk securities at June 30, 1995, with the exception of two securities, the book value and fair market value of which were $3,780,000 and $3,518,000, respectively. At June 30, 1995, the book value and fair market value of non-high-risk CMO securities were $17,962,000 and $17,456,000, respectively.
(4) LOANS RECEIVABLE, NET
     Loans receivable held for investment consisted of the following (in thousands):

                                                                                              JUNE 30, 1995      MARCH 31, 1995
Type of loan
  Mortgage loans:
     Fixed rate -- residential...........................................................       $  75,577           $ 80,428
                -- commercial............................................................          18,751             18,044
     Adjustable rate -- residential......................................................         389,541            388,542
                     -- commercial.......................................................          47,936             42,800
     Interim construction................................................................          46,042             51,176
Total real estate loans..................................................................         577,847            580,990
Consumer and commercial loans:
  Consumer loans.........................................................................          43,225             44,334
  Commercial loans.......................................................................           1,372                714
  Lines of credit........................................................................          28,856             27,868
Total non-real estate loans..............................................................          73,453             72,917
Total....................................................................................         651,300            653,907
Less --
     Undisbursed portion of construction loans...........................................         (21,340)           (26,682)
     Allowance for loan losses...........................................................          (5,077)            (4,961)
     Deferred loan origination fees......................................................             (95)               (87)
Total....................................................................................       $ 624,788           $622,177
Weighted-average interest rate of loans..................................................            7.97%              7.82%

The following is an analysis of the allowance for loan losses for the three months ended June 30, 1995, (in thousands of dollars).

Balance -- March 31, 1995...........................................   $4,961
Charge-offs.........................................................      (72)
Recoveries..........................................................       23
Provision for loan losses...........................................      165
Balance -- June 30, 1995............................................   $5,077

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
(5) REAL ESTATE OWNED
Real estate owned is summarized as follows (in thousands):

                                                                                                 JUNE 30,    MARCH 31,
                                                                                                   1995        1995
Loans foreclosed in-substance.................................................................    $1,245      $ 1,440
Real estate acquired through foreclosure......................................................     1,217        1,212
Commercial real estate held for sale..........................................................       427          521
                                                                                                   2,889        3,174
Less allowance for losses.....................................................................      (862)        (863)
     Real estate owned, net...................................................................    $2,027      $ 2,311

     The following is a summary of the income and expenses of real estate operations (in thousands of dollars):

                                                                                                     THREE MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                                    1995      1994
Income from disposition and rental of real estate owned..........................................   $  6      $  (3)
Provision for loss on real estate................................................................    (25)      (118)
Expenses of holding real estate owned............................................................    (36)       (46)
     Total.......................................................................................   $(55)     $(167)

(6) DEPOSIT ACCOUNTS
     Deposit accounts are as follows (in thousands of dollars):

                                                                                           JUNE 30,             MARCH 31,
                                                                                             1995                  1995
                                                                                        AMOUNT     RATE       AMOUNT     RATE
Account Type:
     NOW accounts...................................................................   $ 35,706    1.08%     $ 35,797    1.71%
     Money market deposit accounts..................................................     34,016    3.40        37,942    3.36
     Passbook accounts..............................................................     30,352    2.53        31,425    2.53
     Non-interest bearing demand deposits...........................................     11,666      --         9,281      --
Total transaction and passbook accounts.............................................    111,739    2.13       114,444    2.36
Savings Certificates:
     Jumbo (over $100,000)..........................................................     84,459    6.15        63,247    5.91
     Fixed-rate.....................................................................    275,267    5.85       310,687    5.20
     Variable-rate..................................................................     69,453    7.03        67,924    6.89
Total savings certificates..........................................................    429,179    6.10       441,858    5.56
Total...............................................................................   $540,918    5.28%     $556,302    4.90%

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
(6) DEPOSIT ACCOUNTS -- Continued

                                                                                                  JUNE 30, 1995    MARCH 31, 1995
Maturity Date of Savings Certificates:
     Within one year...........................................................................     $ 241,320         $276,360
     After one but within two years............................................................       109,433           90,419
     After two but within three years..........................................................        43,339           37,778
     Thereafter................................................................................        35,087           37,301
Total certificate accounts.....................................................................     $ 429,179         $441,858

     Interest expense on deposits consisted of the following (in thousands of dollars):

                                                                                                            THREE MONTHS ENDED
                                                                                                              JUNE 30, 1995
Account Type:
     NOW accounts and money market deposit accounts......................................................         $  413
     Passbook accounts...................................................................................            193
     Certificate accounts................................................................................          6,282
Total interest expense on deposits.......................................................................         $6,888

(7) REGULATORY CAPITAL
     At June 30, 1995, the Banks were in compliance with regulatory capital requirements as follows (in thousands):

                                                               TANGIBLE CAPITAL          CORE CAPITAL         RISK BASED CAPITAL
                    UNITED SAVINGS BANK                       AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
Actual capital of the Bank.................................   $39,280      8.27%      $39,280      8.27%      $39,280     13.96%
  Regulatory adjustments...................................       356       .07           356       .07         3,024      1.08
Total adjusted capital.....................................    39,636      8.34        39,636      8.34        42,304     15.04
Less -- Minimum capital requirement........................     7,124      1.50        14,249      3.00        22,507      8.00
Regulatory capital excess..................................   $32,512      6.84%      $25,387      5.34%      $19,797      7.04%
                                                               TANGIBLE CAPITAL          CORE CAPITAL         RISK BASED CAPITAL
                 HOME FEDERAL SAVINGS BANK                    AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
Actual capital of the Bank.................................   $25,199      8.23%      $25,199      8.23%      $25,199     13.95%
  Regulatory adjustments...................................        75       .03            75       .03         2,229      1.23
Total adjusted capital.....................................    25,274      8.26        25,199      8.26        27,428     15.18
Less -- Minimum capital requirement........................     4,591      1.50         9,182      3.00        14,459      8.00
Regulatory capital excess..................................   $20,683      6.76%      $16,092      5.26%      $12,969      7.18%
                                                               TANGIBLE CAPITAL          CORE CAPITAL         RISK BASED CAPITAL
                      COMBINED BANKS                          AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
Actual capital of the Bank.................................   $64,479      8.25%      $64,479      8.25%      $64,479     13.95%
  Regulatory adjustments...................................       431       .06           431       .06         5,253      1.14
Total adjusted capital.....................................    64,910      8.31        64,910      8.31        69,732     15.09
Less -- Minimum capital requirement........................    11,715      1.50        23,431      3.00        36,966      8.00
Regulatory capital excess..................................   $53,195      6.81%      $41,479      5.31%      $32,766      7.09%

              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
(8) COMMITMENTS AND CONTINGENCIES
     Forward Security Contracts -- The Banks enter into forward security contracts to securitize and sell loans held for resale. At June 30, 1995, the Banks had forward security contracts outstanding of $2 million. The sales prices of these commitments approximate cost, and the Banks have the ability to meet the terms of these contracts.
     Loan Commitments -- Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments extend over periods of time with the majority of such commitments disbursed within a 30-day period. Commitments generally have fixed expiration dates or other termination clauses and may require the commitment holder to pay a fee to the Banks. The Banks evaluate customers' credit worthiness on a case-by-case basis. The type and amount of collateral obtained varies and is based on management's credit evaluation of the potential borrower. At June 30, 1995, total loan commitments excluding undisbursed portions of interim construction loans, the unused portion of credit lines, and loans sold with recourse were $6.3 million.
(9) PROPOSED MERGER WITH FIRST UNION
     On February 21, 1995, United Financial and the Savings Banks entered into a definitive merger agreement with First Union Corporation, First Union Corporation of South Carolina and First Union National Bank of South Carolina, pursuant to which United Financial will be merged into First Union Corporation of South Carolina and, thereafter, the Savings Banks will be merged into First Union National Bank of South Carolina. The agreement provides that United Financial's common stock will be exchanged for shares of First Union common stock pursuant to a specified exchange ratio. The aggregate value of the consideration is approximately $130.5 million, subject to certain adjustments.
     In connection with the agreement, pursuant to a Stock Option Agreement dated February 22, 1995, United Financial granted First Union Corporation an option to purchase up to 1,100,000 shares of United Financial's common stock under certain conditions, including the acquisition by a third party of securities representing 20% or more of the voting shares of United Financial or the agreement between United Financial and a third party to engage in a merger or consolidation.
     Consummation of the merger is subject to various conditions, including receipt of the approval of the merger by the stockholders of United Financial. All regulatory approvals have been received.
              UNITED FINANCIAL CORPORATION OF SOUTH CAROLINA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     The Corporation's assets at June 30, 1995, totaled $781.4 million compared with $782.0 million at March 31, 1995. Loan originations totaled $56.3 million for the three months ended June 30, 1995. In addition, loans of $4.0 million were purchased during the quarter. Principal repayments on loans and loan sales totaled approximately $37.4 million and $16.6 million, respectively, for the three months ended June 30, 1995.
     The Corporation invests in collateralized mortgage obligations (CMOs) as a part of its efforts to manage interest rate risk. The Corporation does not invest in CMO residuals, interest only securities, principal only securities or zero coupon bonds. CMOs may exhibit greater price volatility than pass through securities due to a thinner secondary market and changing market interest rates. The Corporation's CMO portfolio exhibits minimal risk of loss of principal or reduced yield similar to pass through securities (see Note 3 to consolidated financial statements).
     In addition to the loan principal repayments referred to above, the other primary sources of funds for lending operations were net advances from the Federal Home Loan Bank of $11.3 million for the three months ended June 30, 1995. Advances from the Federal Home Loan Bank represent a reliable source of funds to the Corporation's subsidiary banks. Deposit levels decreased $15.4 million during the quarter, while the liquidity ratio decreased .22% from 5.83% at March 31, 1995, to 5.61% at June 30, 1995. Eligible liquidity is measured by the ratio of cash, cash equivalents and investment securities to the sum of total deposits plus borrowings payable within one year less loans secured by savings deposits. The Banks are required under regulations to currently maintain 5% of certain of the Banks' liabilities, as defined by the OTS, in qualifying types of United States Treasury, federal agency and other similar investment securities having maturities of five years or less. The Banks' liquid assets exceeded the OTS liquidity requirement.
     The Corporation's investment policy to manage liquidity and interest rate risk includes the classification of fixed-rate loans and certain mortgage-backed securities and collateralized mortgage obligations as available for sale. Proceeds from sales of fixed rate loans, long-term adjustable rate loans and securities available for sale were $23.9 million for the quarter ended June 30, 1995.
     Stockholders' equity at June 30, 1995, was $65.6 million, or approximately 8.4% of total assets. At June 30, 1995, the Banks and the Corporation were in compliance with regulatory capital requirements. Under the present regulations, each of the Banks must have core capital (leverage requirement) equal to 3.0% of assets, of which 1.5% must be tangible capital, excluding goodwill. The Banks must also maintain risk-based regulatory capital at least equal to 8.0% of risk-weighted assets. In measuring compliance with regulatory capital standards, certain adjustments must be made to capital and total assets.
RESULTS OF OPERATIONS -- FIRST FISCAL QUARTER ENDED JUNE 30, 1995 COMPARED TO
THE
                  FIRST FISCAL QUARTER ENDED JUNE 30, 1994
  NET INTEREST INCOME
     Net interest income is the principal source of the Corporation's earnings and results from income generated by interest earning assets (primarily loans, mortgage-backed securities, and investment securities) less the interest cost incurred on interest bearing liabilities (deposits and advances from the Federal Home Loan Bank) to fund them. The following table presents the components of net interest income and the average account balances generating net interest income for the quarters ended June 30, 1995 and 1994, respectively. Average loan balances include non-accrual loans and exclude loans in-substance foreclosed.

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                           1995                               1994
                                                                AVERAGE               YIELD/       AVERAGE               YIELD/
                                                                BALANCE    INTEREST    RATE        BALANCE    INTEREST    RATE
                                                                                  (IN THOUSANDS OF DOLLARS)
Interest-earning assets:
  Loans.....................................................   $ 632,527   $ 12,738    8.06%      $ 521,758   $  9,918    7.60%
  Mortgage-backed securities................................      82,667      1,309    6.33         106,665      1,551    5.82
  Investments...............................................      42,694        613    5.74          46,112        734    6.37
Total interest-earning assets...............................   $ 757,888   $ 14,660    7.73%      $ 674,535   $ 12,203    7.24%
Interest-bearing liabilities:
     Deposits...............................................   $ 547,414   $  6,889    5.03%      $ 549,100   $  5,675    4.13%
     Borrowings.............................................     160,719      2,452    6.10          84,302        962    4.56
Total interest-bearing liabilities..........................   $ 708,132   $  9,341    5.28%      $ 633,402   $  6,637    4.19%
Excess of interest-earning assets over interest-bearing
  liabilities...............................................   $  49,756                          $  41,133
Net interest income.........................................               $  5,319                           $  5,566
Interest rate spread........................................                           2.45%                              3.05%
Net yield on earning assets.................................                           2.81%                              3.30%

     The following table provides an analysis indicating the change in net interest income attributable to (1) changes in volume (changes in volume multiplied by the old rate), and (2) changes in rate (changes in rate multiplied by the old volume), and (3) change in rate-volume (change in rate multiplied by the change in volume).

                                                                                                      1995 VS. 1994
                                                                                                   INCREASE (DECREASE)
                                                                                                         DUE TO
                                                                                                              VOLUME/
                              THREE MONTHS ENDED JUNE 30,                                 VOLUME     RATE      RATE      TOTAL
                                                                                                     (IN THOUSANDS)
Changes in interest income:
  Loans................................................................................   $2,106    $  589     $ 125     $2,820
  Mortgage-backed securities...........................................................     (349)      138       (31)      (242)
  Investments and other................................................................      (54)      (72)        4       (122)
     Total.............................................................................    1,703       655        98      2,456
Changes in interest expense:
  Deposits.............................................................................      (17)    1,235        (5)     1,213
  Borrowings...........................................................................      872       324       294      1,490
     Total.............................................................................      855     1,559       289      2,703
Change in interest income in excess of interest expense................................   $  848    $ (904)    $(191)    $ (247)

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
  NET INTEREST INCOME
     Net interest income decreased 4.44% from $5,566,000 for the three months ended June 30, 1994, to $5,319,000 for the three months ended June 30, 1995. The excess of average interest-earning assets over average interest-bearing liabilities increased over the respective periods, from $41,133,000 for the prior-year quarter to $49,756,000 for the current year quarter. This increase occurred primarily because of an increase in stockholders' equity and a decrease in non-earning assets such as real estate owned. The net yield on earning assets decreased from 3.30% for the quarter ended June 30, 1994, to 2.81% for the quarter ended June 30, 1995. The change in net interest income attributable to an increase in volume is $848,000, whereas the change attributable to a increase in rate and a decrease in the combined volume/rate is $(904,000) and $(191,000), respectively.

  INTEREST INCOME
     Interest income increased $2,457,000 from the quarter ended June 30, 1994, to the quarter ended June 30, 1995. This increase resulted principally from the increase in the level of average interest-earning assets from $674,535,000 for the prior year quarter to $757,888,000 for the current year quarter. In addition to this volume increase, yields earned increased from 7.24% for the three months ended June 30, 1994, to 7.73% for the three months ended June 30, 1995. The Corporation expects that its yield on loans will increase as its adjustable rate loans reprice with the higher level of general interest rates.
  INTEREST EXPENSE
     Interest expense increased $2,704,000 from the quarter ended June 30, 1994, to the quarter ended June 30, 1995. This increase was caused principally by the increased level of average interest-bearing liabilities of approximately $74.7 million. Additionally, there was an increase in the Corporation's cost of funds, from 4.19% for the three months ended June 30, 1994, to 5.28% for the three months ended June 30, 1995. The Corporation expects that its cost of funds will increase due to the general increase in market interest rates. The Corporation may experience a decline in interest margin if the Corporation's certificates of deposit reprice more rapidly than adjustable rate loans.
  NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES
     For the Corporation, total nonperforming assets increased $237,000 during the quarter to $7,559,000 at June 30, 1995. The primary area of increase was in non-accrual loans which increased $354,000 during the quarter.
     Loan loss reserves as a percentage of total loans increased from .76% at March 31, 1995, to .78% at June 30, 1995. This increase resulted from a slow down in the growth of loans and lower charge offs thereby increasing the Corporation's allowance ratio. Provisions for loan losses decreased by $97,000 from the prior year quarter to the quarter ended June 30, 1995. Nonperforming loans to total loans increased from .75% at March 31, 1995, to .82% at June 30, 1995. The allowance for loan losses to nonperforming loans decreased from 102% at March 31, 1995, to 95% at June 30, 1995. Annualized net charge-offs to average net loans increased from .02% net charge-off for the quarter ended June 30, 1994, to .03% net charge-off, for the period ended June 30, 1995.
     The following table sets forth information with respect to nonperforming assets for the Corporation as of June 30, 1995, and March 31, 1995 (in thousands of dollars):

                                                                                                           JUNE 30,    MARCH 31,
                                                                                                             1995        1995
Loans over 90 days delinquent still accruing:                                                               $  521      $   424
Loans on non-accrual status:
     Mortgage, net......................................................................................     1,243        1,436
     Commercial.........................................................................................       410           --
     Consumer...........................................................................................       309          172
       Total loans on non-accrual.......................................................................     1,962        1,608
Troubled debt restructurings............................................................................     2,838        2,853
       Total nonperforming loans........................................................................     5,321        4,885
Other nonperforming assets..............................................................................     2,238        2,437
Total nonperforming assets..............................................................................    $7,559      $ 7,322
Percentage of total assets..............................................................................       .97%         .94%
Percentage of nonperforming loans and other nonperforming assets to loans held for investment and real
  estate, net...........................................................................................      1.21%        1.17%

OTHER INCOME (EXPENSE)
     Other income (expense) increased by $28,000, from $851,000 to $879,000, when comparing the quarters ended June 30, 1994 and 1995, respectively. Real estate operations showed a $55,000 loss compared to the prior year quarter loss of $167,000. Service fees on deposits increased $75,000, and loan servicing fees showed an improvement of $136,000, reflecting increases in the Corporation's investor loan servicing portfolio and slower prepayment speeds on investor pools. Additionally there was an decrease of $169,000 from quarter to quarter in fees for other financial services. Gains on sale of investment and mortgage-backed securities and loans decreased $127,000 from prior year quarterly results. In both quarters, these gains resulted from sales of loans and securitized loans originated by the banks.
GENERAL AND ADMINISTRATIVE EXPENSES
     Total general and administrative expenses decreased by $165,000, or 4.49%, from the prior year quarter to the current quarter. The planned merger with First Union caused a slow down in head count growth and other activities of the subsidiary banks.
INCOME TAXES
     Income tax expense increased $23,000 from the prior year quarter to the current year quarter, or approximately 2.47%. This increase was caused principally by a similar increase in income before provision for income taxes. ACCOUNTING AND REPORTING CHANGES
     The Financial Accounting Standards Board (FASB) issued on May 25, 1995, SFAS 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans". This statement requires an entity to recognize as separate assets the rights to service mortgage loans for others, regardless of how servicing rights are acquired. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. This statement also requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. This statement is applied prospectively in fiscal years beginning after December 15, 1995. Retroactive application is prohibited. The Corporation has not presently determined the impact of the adoption of SFAS 122 on the financial statements of the Corporation.
     In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan". The statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. In October, 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". This statement amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS 114. SFAS 118 also requires disclosure of certain information about the recorded investment in impaired loans and how the creditor recognizes interest income related to impaired loans.
     SFAS 114 requires that impaired loans that are within its scope be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 are effective for financial statements issued for fiscal years beginning after December 15, 1994. The Corporation does not anticipate any significant change from its present accounting practices related to problem assets upon adoption of SFAS 114 and SFAS 118. The Corporation has evaluated the impact of the statements on its results of operations and financial position. The adoption of this statement has not had a material adverse effect on the Corporation.
EFFECTS OF INFLATION, CHANGING PRICES AND OTHER
     The Corporation's Consolidated Financial Statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

                  United Financial Corporation and Subsidiaries
                         Part II. Other Information

Item 1. Legal Proceedings

            The Corporation from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. Any adverse decision is not believed to be material, either individually or collectively, to the consolidated financial condition of the Corporation.


Item 2. Changes in Securities

        None applicable

Item 3. Defaults Upon Senior Securities

        None applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None applicable


Item 5. Other Materially Important Events

        None applicable

Item 6. Exhibits and Reports on Form 8-K

        None applicable

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNITED FINANCIAL CORPORATION AND SUBSIDIARIES

DATE: August 14, 1995       BY: /s/ Lynn W. Hodge

                               Lynn W. Hodge
                               President and Chief Executive Officer

DATE: August 14, 1995       BY: /s/ Clifford W. Stumbo

                               Clifford W. Stumbo
                               Vice President and Treasurer